Form 10-K
period 2006-01-25
GE-WMC Asset-Backed Pass-Through Certificates, Series 2005-2
filed 2006-03-30
CIK 1346642

UNITED STATES OF AMERICA
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-127360-02



        GE-WMC MORTGAGE SECURITIES, L.L.C.

	(as depositor under the Pooling and Servicing Agreement, dated as of December 1, 2005, providing for the issuance of GE-WMC ASSET-BACKED PASS-THROUGH CERTIFICATES, SERIES 2005-2)

	GE-WMC Mortgage Securities, L.L.C.
       (Exact name of registrant as specified in its charter)



   Delaware                                        20-3251258
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)


   3100 Thornton Avenue
   Burbank, California                             91504
  (Address of principal executive offices)     	  (Zip Code)


  Registrants telephone number, including area code: 818-736-7023


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.


  Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

      Yes      No  X


  Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

      Yes      No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X   No



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Yes      No  X



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes      No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

      Not applicable.



  Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

      Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders (2)
  Any proxy or information statement and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

      Not applicable.




                        *               *               *






                                 PART I

  Item 1.  Business.

            	This Annual Report on Form 10-K (the Report) is filed with
	    respect to GE-WMC Mortgage Securities Trust 2005-2 (the Trust). Certain information requested by this Report is omitted pursuant to the request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Finance, dated November 25, 1996, relating to Nellie Mae Education Funding, LLC, and the reponse of the SEC, dated December 20, 1996, to the no-action request (collectively, the No-Action Request).

		Omitted pursuant to the No-Action Request.



  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

	   The Registrant knows of no material pending legal proceedings involving the trust created under the pooling and servicing agreement pursuant to which the Trust was created, the trustee, the servicer or the Registrant with respect to the Trust other than routine litigation involving the assets of the Trust or incidental to the duties of the respective parties



  Item 4.  Submission of Matters to a Vote of Security Holders.


           None.

                               PART II


  Item 5.  Market for registrants Common Equity and Related Stockholder
           Matters.


            (a) Each class of publicly-offered securites is represented
		by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. To the best of knowledge of the Registrant, there is no established public trading market for the securities.

            (b) Not applicable

	    (c) Not applicable.



  Item 6.  Selected Financial Data.

            Omitted pursuant to the No-Action Request.




  Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted pursuant to the No-Action Request.



  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.



  Item 8.  Financial Statements and Supplementary Data.

            Omitted pursuant to the No-Action Request.



  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.



  Item 9A. Controls and Procedures.

            Omitted.



  Item 9B. Other Information

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Omitted pursuant to the No-Action Request.



  Item 11. Executive Compensation.

            Omitted pursuant to the No-Action Request.



   Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Each class of securities is represented by one or more notes or certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (DTC). Cede & Co.
	    is the sole holder of record of the securities, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2005. Such direct participants may hold securities for their own accounts or for the accounts of their customers.



  Item 13. Certain Relationships and Related Transactions.

            Nothing to report.



  Item 14. Principal Accounting Fees and Services.

            Omitted.



				PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)    List of Documents Filed as Part of this Annual Report on Form 10-K

	EXHIBIT				DESCRIPTION

	  31.1		Certification pursuant to Section 302 of the
			Sarbanes-Oxley Act of 2002

	  99.1		Annual Independent Accountants Servicing Reports
			concerning servicing activities for the year ended
			December 31, 2005.

	  99.2		Annual Statement of Compliance under the Pooling
			and Servicing Agreement for the year ended
			December 31, 2005.

   (b) The following Current Reports on Form 8-K were filed by the Registrant during the fiscal year ending December 31, 2005 and through the date hereof:

	Not Applicable.



                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




    GE-WMC MORTGAGE SECURITIES, L.L.C.
    (Registrant)



  Signed:


  By: James Zollo

  By: /s/ James Zollo

  Dated: March  30, 2006



Exhibit 33.1

			DEPOSITORS CERTIFICATION

	I, Gregory Macfarlane, certify that:


	1.	I have reviewed this annual report on Form 10-K, and all
  reports on Form 8-K or Form 8-K/A containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GE-WMC Mortgage Securities, L.L.C., Asset-Backed Pass-Through Certificates, Series 2005-2;


	2.	Based on my knowledge, the information in these reports,
  taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


	3.	Based on my knowledge, the distribution or servicing
  information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;


	4.	Based on my knowledge and upon the annual compliance
  statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and


	5.	The reports disclose all significant deficiencies relating
  to the servicers compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


	In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
  Litton Loan Servicing LP and The Bank of New York.


Date: March 30, 2006




					By:	/s/ Gregory Macfarlane
					Title:	Treasurer



Exhibit 99.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Partners of Litton Loan Servicing LP:

We have examined managements assertion that Litton Loan Servicing LP
(the Company) has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management Assertion Report dated February 7, 2006. Management is responsible for the Companys compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the Companys compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Companys compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companys compliance with its minimum servicing standards.

In our opinion, managements assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.



February 7, 2006








THIS REPORT MAY NOT BE INCLUDED, REFERENCED TO OR INCORPORATED BY REFERENCE IN ANY PUBLIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION WITHOUT PRIOR WRITTEN APPROVAL BY DELOITTE & TOUCHE LLP
LITTON LOAN SERVICING L.P.
APPENDIX I MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICAS UNIFORM SINGLE
ATTESTATION PROGRAM FOR MORTGAGE BANKERS
I.	CUSTODIAL BANK ACCOUNTS
1.	Reconciliations shall be prepared on a monthly basis for all custodial
	bank accounts and related bank clearing accounts. These reconciliations
	shall:
-	be mathematically accurate;

-	be prepared within forty-five (45) calendar days after the cutoff date;

-	be reviewed and approved by someone other than the person who prepared
	the reconciliation; and

-	document explanations for reconciling items. These reconciling items
	shall be resolved within ninety (90) calendar days of their original identification.
2.	Funds of the servicing entity shall be advanced in cases where there is
	an overdraft in an investors or a mortgagors account.
3.	Each custodial account shall be maintained at a federally insured
	depository institution in trust for the applicable investor.
4.	Escrow funds held in trust for a mortgagor shall be returned to the
	mortgagor within thirty (30) calendar days of payoff of the mortgage
	loan.
II.	MORTGAGE PAYMENTS
1.	Mortgage payments shall be deposited into the custodial bank accounts
	and related bank clearing accounts within two business days of receipt.
2.	Mortgage payments made in accordance with the mortgagors loan
	documents shall be posted to the applicable mortgagor records within
	two business days of receipt.
3.	Mortgage payments shall be allocated to principal, interest, insurance,
	taxes or other escrow items in accordance with the mortgagors loan
	documents.
4.	Mortgage payments identified as loan payoffs shall be allocated in
	accordance with the mortgagors loan documents.
III.	DISBURSEMENTS
1.	Disbursements made via wire transfer on behalf of a mortgagor or
	investor shall be made only by authorized personnel.
2.	Disbursements made on behalf of a mortgagor or investor shall be posted
	within two business days to the mortgagors or investors records maintained by the servicing entity.
3.	Tax and insurance payments shall be made on or before the penalty or
	insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.
4.	Any late payment penalties paid in conjunction with the payment of any
	tax bill or insurance premium notice shall be paid from the servicing entitys funds and not charged to the mortgagor, unless the late payment was due to the mortgagors error or omission.
5.	Amounts remitted to investors per the servicers investor reports shall
	agree with cancelled checks, or other form of payment, or custodial bank statements.
6.	Unused checks shall be safeguarded so as to prevent unauthorized
	access.
IV.	INVESTOR ACCOUNTING AND REPORTING
1.	The servicing entitys investor reports shall agree with, or reconcile
	to, investors records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.
V.	MORTGAGOR LOAN ACCOUNTING
1.	The servicing entitys mortgage loan records shall agree with, or
	reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.
2.	Adjustments on ARM loans shall be computed based on the related
	mortgagenote and any ARM rider.
3.	Escrow accounts shall be analyzed, in accordance with the mortgagors
	loan documents, on at least an annual basis.
4.	Interest on escrow accounts shall be paid, or credited, to mortgagors
	in accordance with the applicable state laws.
VI.	DELINQUENCIES
1.	Records documenting collection efforts shall be maintained during the
	period a loan is in default and shall be updated at least monthly. Such records shall describe the entitys activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).
VII.	INSURANCE POLICIES
1.	A fidelity bond and errors and omissions policy shall be in effect on
	the servicing entity throughout the reporting period in the amount of coverage represented to investors in managements assertion.

MANAGEMENT ASSERTION REPORT
	As of and for the year ended December 31, 2005, Litton Loan Servicing
	LP (the Company) has complied in all material respects with the minimum servicing standards set forth in Appendix I (the Standards). The Standards are based on the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $50,000,000.



/s/ Larry B. Litton, Jr.
    President & CEO


/s/ Elizabeth Folk,
    Senior Vice President and
    Chief Financial Officer



Exhibit 99.2



March 27, 2006


Corporate Trust
The Bank of New York
101 Barclay Street, 8-West
New York, NY 10286

RE: GE-WMC Mortgage Securities, L.L.C., Asset-Backed Pass-Through Certificates, Series 2005-2


To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2005.

Sincerely,




/s/ Janice McClure				/s/  Ann Kelley
    Senior Vice President			     Secretary